Form 10-K
period 2005-12-31
M&I Auto Loan Trust 2005-1; M&I DEALER AUTO SECURITIZATION LLC
filed 2006-02-28
CIK 1344531, 1163138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-107220

333-107220-02

(Commission File Numbers)

M&I AUTO LOAN TRUST 2005-1

Issuer

M&I DEALER AUTO SECURITIZATION, LLC

Registrant and Seller

(Exact name of registrant as specified in its charter)

Delaware	20-3690897 36-2042850
(State or Other Jurisdiction of Incorporation of the Issuer)	(Registrant’s I.R.S. Employer Identification No.)

770 N. Water Street NW5

Milwaukee, Wisconsin 53202

(414) 765-7801

(Address and Telephone Number of Principal Executive Offices)

None

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasonal issuer (as defined in Rule 405 of the Securities Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference. See Item 15.

PART I

Item 1. Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to M&I Auto Loan Trust 2005-1 (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of October 24, 2005 (the “Trust Agreement”), between M&I Dealer Auto Securitization, LLC, the registrant (referred to herein as the “Company”) and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $650,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the “Notes”) pursuant to an Indenture, dated as of November 22, 2005 (the “Indenture”), between the Trust and JPMorgan Chase Bank, N.A., as indenture trustee (the “Indenture Trustee”) and M&I Marshall & Ilsley Bank, as servicer (“the Servicer”), and operating pursuant to an Amended and Restated Trust Agreement, dated as of November 22, 2005 (the “Amended and Restated Trust Agreement”) between the Company, the Owner Trustee and M&I Marshall & Ilsley Bank, as administrator (the “Administrator”).

Item 1A. Risk Factors

Omitted.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

See Item 15(b).

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)	At December 31, 2005 there were fewer than 300 holders of record of each class of Notes.

(b)	Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	M&I Dealer Auto Securitization, LLC	Directly owns 100% of the Certificates of the Trust	100%

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) None

(2)	None

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the registrant during the year ending December 31, 2005:

Date of Report	Items Reported
November 22, 2005	Items 8.01 and 9.01
November 28, 2005	Items 8.01 and 9.01
December 22, 2005	Items 8.01 and 9.01

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each co- registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2006	M&I AUTO LOAN TRUST 2005-1

	By:	M&I Dealer Auto
Securitization, LLC, as Depositor of M&I Auto Loan Trust 2005-1

	By:	/s/ Michael J. Burke
	Name:	Michael J. Burke
	Title:	Vice President

M&I Dealer Auto Securitization, LLC

	By:	/s/ Michael J. Burke
	Name:	Michael J. Burke
	Title:	Vice President

EXHIBIT INDEX

Exhibit 3.1:	Limited Liability Company Agreement of the Company (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-107220)).*

Exhibit 3.2:	Amended and Restated Limited Liability Company Agreement of the Company dated as of October 10, 2002 (Filed as part of M&I Auto Loan Trust 2002-1’s Current Report on Form 8-K dated October 16, 2002).*

Exhibit 4.1:	Amended and Restated Trust Agreement dated November 22, 2005 between the Company, the Owner Trustee and the Administrator (Filed as part of the Company’s Current Report on Form 8-K dated November 28, 2005).*

Exhibit 4.2:	Indenture dated November 22, 2005 between the Trust, the Indenture Trustee and the Servicer (Filed as part of the Company’s Current Report on Form 8-K dated November 28, 2005).*

Exhibit 10.1:	Purchase Agreement dated November 22, 2005 among JPMorgan Chase Bank, N.A. (as agent on behalf of Preferred Receivables Funding Corporation and Falcon Asset Securitization Corporation) and M&I Northwoods III LLC (“Northwoods”) , as transferors, and the Company, as purchaser (Filed as part of the Company’s Current Report on Form 8-K dated November 28, 2005).*

Exhibit 10.2:	Sale and Servicing Agreement dated November 22, 2005 among the Trust, the Company, the Servicer and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated November 28, 2005).*

Exhibit 10.3:	Administration Agreement dated November 22, 2005 among the Trust, the Administrator and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated November 28, 2005).*

Exhibit 31:	Certification of Officer of Depositor/Registrant.

Exhibit 99.1:	Annual Statement as to Compliance of the Servicer.

Exhibit 99.2:	Report of Independent Registered Public Accounting Firm.

Exhibit 99.3:	Management’s Assertion Concerning Compliance with Minimum Servicing Standards.

* Incorporated by reference.